Form 10-Q
period 1995-09-30
WITTER DEAN PRINCIPAL GUARANTEED FUND III LP
filed 1995-11-14
CIK 844234

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                            FORM 10 - Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1995 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ______________to______________

Commission File No. 33-26076

                   Dean Witter Principal Guaranteed Fund III L.P.

             (Exact name of registrant as specified in its charter)


          Delaware                                          13-3516594
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                   10048
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (212) 392-5454





(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                          No

                               DEAN WITTER PRINCIPAL GUARANTEED FUND III L.P.

                                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                             September  30, 1995

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

     Statements of Financial Condition
     September 30, 1995 (Unaudited) and December 31, 1994....... 2

     Statements of Operations for the Quarters Ended
     September 30, 1995 and 1994 (Unaudited).................... 3

     Statements of Operations for the Nine Months Ended
     September 30, 1995 and 1994 (Unaudited).................... 4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1995 and 1994
     (Unaudited)................................................ 5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1995 and 1994 (Unaudited).....................6

     Notes to Financial Statements............................ 7-9

     Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.................................10-11

PART II. OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K................. 12

/TABLE

                               DEAN WITTER PRINCIPAL GUARANTEED FUND III L.P.
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                 September 30,            December 31,
                                                                     1995                     1994

                                                                  (Unaudited)
ASSETS
Cash                                                        $       6,946,627             $     104,220
Guarantee payment receivable                                           75,810                         -
Investment in Zero-Coupon U.S. Treasury Securities                          -                 7,381,904
Interest receivable (DWR)                                                   -                        56

Total Assets                                                   $    7,022,437              $  7,486,180


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                         $    7,022,437             $     322,434
   Accrued letter of credit fee                                             -                    22,576

   Total Liabilities                                                7,022,437                   345,010


Partners' Capital

   Limited Partners (0 and
    7,313.550 Units, respectively)                                          -                 6,951,082
   General Partner (0 and 200 Units, respectively)                          -                   190,088

   Total Partners' Capital                                                  -                 7,141,170

   Total Liabilities and Partners' Capital                        $ 7,022,437              $  7,486,180


NET ASSET VALUE PER UNIT                                     $              -             $      950.44







                               The accompanying footnotes are an integral part
                                       of these financial statements.

                               DEAN WITTER PRINCIPAL GUARANTEED FUND III L.P.
                                          STATEMENTS OF OPERATIONS
                                               (Unaudited)





                                                               For the Quarters Ended September 30,

                                                                   1995                  1994
REVENUES
   Profits (Losses) on U.S. Treasury
           Obligation Zero-Coupon Bonds:
              Realized                                      $           -          $     57,350
              Change in Unrealized                                  44,144               31,375

   Interest Income                                                  49,099                  131

          Total Revenues                                            93,243               88,856


EXPENSES

   Letter of credit fees                                           20,189                24,380

          Total Expenses                                           20,189                24,380

NET INCOME                                                    $    73,054         $      64,476

   Limited Partners                                                68,814                62,955
   General Partner                                                  4,240                 1,521

                                                              $    73,054         $      64,476

NET INCOME PER UNIT

   Limited Partners                                          $      21.20        $         7.60
   General Partner                                           $      21.20        $         7.60




                               The accompanying footnotes are an integral part
                                       of these financial statements.

                               DEAN WITTER PRINCIPAL GUARANTEED FUND III L.P.
                                          STATEMENTS OF OPERATIONS
                                              (Unaudited)





                                                             For the Nine Months Ended September 30,

                                                                   1995                  1994
REVENUES
   Profits (Losses) on U.S. Treasury
           Obligation Zero-Coupon Bonds:
              Realized                                       $     90,739         $     147,100
              Change in Unrealized                                204,609               (27,933)

   Interest Income                                                 49,232                   335

          Total Revenues                                          344,580               119,502


EXPENSES

   Letter of credit fees                                           61,893                75,703

          Total Expenses                                           61,893                75,703

NET INCOME                                                   $    282,687         $      43,799

   Limited Partners                                               274,934                42,716
   General Partner                                                  7,753                 1,083

                                                             $    282,687         $       43,799

 NET INCOME PER UNIT

   Limited Partners                                         $       49.56        $         5.42
   General Partners                                         $       49.56        $         5.42






                               The accompanying footnotes are an integral part
                                       of these financial statements.


                                    DEAN WITTER PRINCIPAL GUARANTEED FUND III L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 For the Nine Months Ended September 30, 1995 and 1994
                                                      (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total

Partners' Capital
  December 31, 1993                          9,262.204      $ 8,520,861      $  188,053       $  8,708,914

Net Income                                           -           42,716           1,083             43,799

Redemptions                                 (1,409.407)      (1,326,481)              -         (1,326,481)

Partners' Capital
  September 30, 1994                         7,852.797      $ 7,237,096      $  189,136       $  7,426,232



Partners' Capital
  December 31, 1994                          7,513.550      $ 6,951,082      $  190,088       $  7,141,170

Net Income                                           -          274,934           7,753            282,687

Guarantee payments                                   -           73,651           2,159             75,810

Redemptions                                 (7,513.550)      (7,299,667)       (200,000)        (7,499,667)

Partners' Capital
  September 30, 1995                                 0   $            0    $          0     $            0






                               The accompanying footnotes are an integral part
                                            of these financial statements.


                                    DEAN WITTER PRINCIPAL GUARANTEED FUND III L.P.
                                               STATEMENTS OF CASH FLOWS
                                                      (Unaudited)





                                                             For the Nine Months Ended September 30,

                                                                   1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                 $    282,687         $     43,799

   (Increase) decrease in operating assets:
        Investment in Zero-coupon U.S.
           Treasury Securities                                   7,381,904            1,104,685
        Interest receivable (DWR)                                       56                   14
        Guarantee payment receivable                               (75,810)                  -

   Decrease in operating liabilities:
        Accrued letter of credit fee                               (22,576)              (3,353)

   Net cash provided by operating activities                     7,566,261            1,145,145


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in redemptions payable                               6,700,003              231,791
   Guarantee payments                                               75,810                    -
   Redemptions of units                                         (7,499,667)          (1,326,481)

   Net cash used for financing activities                         (723,854)          (1,094,690)


   Net increase in cash                                          6,842,407               50,455

   Balance at beginning of period                                  104,220               51,067

   Balance at end of period                                 $    6,946,627          $   101,522



                                    The accompanying footnotes are an integral part
                                            of these financial statements.


DEAN WITTER PRINCIPAL GUARANTEED FUND III L.P.
          NOTES TO FINANCIAL STATEMENTS
                  (Unaudited)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1994 Annual Report on Form 10-K.

1. Organization
Dean Witter Principal Guaranteed Fund III L.P. (the "Partnership") is a limited partnership originally organized to engage in the speculative trading of commodity futures contracts and other commodity interests, including, but not limited to forward contracts on foreign currencies and options on futures contracts and physical commodities. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR").

The General Partner was required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) were shared by the General and Limited Partners based upon their proportional ownership interests.

Man Guarantee Corporation, an affiliate of Mint Investment
Management Company ("Mint"), the Partnership's trading manager, guaranteed that each Investor would receive at least $1,000 for

                               DEAN WITTER PRINCIPAL GUARANTEED FUND III L.P.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)



each Unit redeemed if the Investor held the Unit until September 30, 1995 (the "Guaranteed Redemption Date"). Barclays Bank PLC, New York Branch ("Barclays"), issued a letter of credit (the "Letter of Credit") to ensure payment of the full amount of the guarantee. In order to protect its rights under the Letter of Credit Agreement, Barclays instructed the Partnership to terminate commodities trading on April 14, 1992. At this time all positions were liquidated, and a majority of the assets remaining after a special redemption on May 14, 1992 were used to purchase U.S. Treasury obligation zero-coupon bonds that matured on August 15, 1995, one month prior to the Fund's Guaranteed Redemption Date of September 30, 1995. As of September 30, 1995, the Partnership received the $75,810 guarantee payment necessary to bring the net asset value per unit to $1,000, all units were redeemed and the Partnership was terminated.


2. Summary of Significant Accounting Policies

Net Income (Loss) per Unit - Net income (loss) per unit was computed using the weighted average number of units outstanding during the period.


3. Revenue Recognition

Interest was credited on 100% of the average daily Net Assets, deposited at DWR, at a rate equal to the average yield on 13-week
U.S. Treasury Bills issued during such period.  Cash on deposit at

                               DEAN WITTER PRINCIPAL GUARANTEED FUND III L.P.
                                  NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



Barlcays Bank earned interest at current short term rates in those periods in which Barclay's minimum deposit requirements are met.

Realized gains and losses were recorded when bonds were sold to fund redemptions.

4. Related Party Transactions
Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co. A portion of the Partnership's cash was on deposit with DWR in customer accounts. DWR paid interest on these funds as described in Note. 2.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total revenues including interest income were $93,243. During the third quarter, the Partnership posted small net gains as a result of the increase in market value of the bonds held in the Fund. Letter of credit fees for the quarter were $20,189, resulting in net income of $73,054.


For the nine months ended September 30, 1995, the Partnership's total revenues, including interest income were $344,580. During the first nine months, the Partnership posted net gains as a result of the increase in market value of the bonds held in the Partner-ship. Total letter of credit fees for the period were $61,893, resulting in net income of $282,687.


For the Quarter and Nine Months Ended September 30, 1994
For the quarter ended September 30, 1994, the Partnership's total revenues, including gain on Zero-Coupon Bonds, and interest income was $88,856. During the third quarter, the Partnership posted small net gains as a result of the increase in market value of the bonds held in the Fund. Total expenses for the quarter were $24,380, resulting in net income of $64,476. The value of an individual Unit in the Partnership increased from $938.08 at June 30, 1994 to $945.68 at September 30, 1994.

For the nine months ended September 30, 1994, the Partnership's total revenues, including gain on Zero-Coupon Bonds and interest income was $119,502. During the first nine months, the Partnership posted small net gains as a result of the increase in market value of the bonds held in the Fund. Total expenses for the period were $75,703, resulting in a net income of $43,799. The value of an individual Unit in the Partnership increased from $940.26 at December 31, 1993 to $945.68 at September 30, 1994.


Termination

As of September 30, 1995, the Partnership received the guarantee payment necessary to bring the net asset value per unit to $1,000, all units were redeemed and the Partnership was terminated.

                                         PART II. OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 A)      Exhibits - None.


                 B)      Reports on Form 8-K.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 Dean Witter Principal Guaranteed
                                     Fund III L.P. (Registrant)

                                 By: Demeter Management Corporation
                                      (General Partner)

November 13, 1995                By:/s/  Patti L. Behnke
                                         Patti L. Behnke
                                         Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.